Form 10-Q
period 2026-06-30
Spin AI Inc.
filed 2026-09-21
CIK 2139511

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-296960

SPIN AI INC.

(Exact name of registrant as specified in its charter)

Wyoming	32-0849942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 N Gould St, Suite R, Sheridan, Wyoming 82801

(Address of principal executive offices) (Zip Code)

+1 (302) 687-9380

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 18, 2026, there were 13,425,000 shares of common stock, $0.0001 par value, outstanding, consisting of 4,000,000 shares held by the founders and 9,425,000 shares issued in the Company’s registered offering.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIN AI INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2026	March 31, 2026
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$7,818	$365
Total current assets	7,818	365

Non-Current Assets
Deferred offering costs	2,250	–
Intangible assets, net	54,269	57,125
Total non-current assets	56,519	57,125

TOTAL ASSETS	$64,337	$57,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Deferred revenue	$4,846	$–
Total current liabilities	4,846	–

Non-Current Liabilities
Note payable — Founder Loan Facility, related party	4,750	–
Notes payable — related party, net of discount	57,710	57,198
Total non-current liabilities	62,460	57,198

Total liabilities	67,306	57,198

Stockholders’ Equity
Common stock, $0.0001 par; 90,000,000 authorized; 4,000,000 issued and outstanding	400	400
Additional paid-in capital	22	–
Accumulated deficit	(3,391)	(108)
Total stockholders’ equity (deficit)	(2,969)	292
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$64,337	$57,490

The accompanying notes are an integral part of these financial statements.

SPIN AI INC.

STATEMENT OF OPERATIONS

(Unaudited)

Three months ended June 30, 2026 (no comparative period — the Company was incorporated March 18, 2026)

For the Three Months Ended June 30, 2026
Revenue — subscription services	$2,607

Operating expenses
Audit fees	2,500
Amortization of intangible assets	2,856
General and administrative	–
Total operating expenses	5,356

Loss from operations	(2,749)

Other Expense
Interest expense — imputed, related party	(534)
Total Other Expense	(534)

Loss before income taxes	(3,283)
Income tax expense	–
NET LOSS	$(3,283)

Net loss per share — basic and diluted	$(0.00)
Weighted average shares outstanding	4,000,000

The accompanying notes are an integral part of these financial statements.

SPIN AI INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2026

(Unaudited)

	Common Stock			Accumulated	Total Stockholders’
Description	Shares	Amount	APIC	Deficit	Equity (Deficit)
Balance, March 31, 2026	4,000,000	$400	$–	$(108)	$292
Deemed capital contribution — imputed interest on Founder Loan Facility (Note 4)	–	–	22	–	22
Net loss	–	–	–	(3,283)	(3,283)
Balance, June 30, 2026	4,000,000	$400	$22	$(3,391)	$(2,969)

The accompanying notes are an integral part of these financial statements.

SPIN AI INC.

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended June 30, 2026
OPERATING ACTIVITIES
Net loss	$(3,283)
Amortization of intangible assets	2,856
Imputed interest — non-cash	534
Audit fees paid by related party on the Company’s behalf (Founder Loan Facility)	2,500
Changes in operating assets and liabilities:
Increase in deferred revenue	4,846
Net cash provided by operating activities	7,453

INVESTING ACTIVITIES	–

FINANCING ACTIVITIES	–

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,453

Cash and cash equivalents, beginning of period	365

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,818

Supplemental non-cash disclosure:
Deferred offering costs funded by related-party direct payment (Founder Loan Facility)	$2,250
Audit fees funded by related-party direct payment (Founder Loan Facility)	$2,500

The accompanying notes are an integral part of these financial statements.

SPIN AI INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Organization

Spin AI Inc. (Wyoming, incorporated March 18, 2026) operates the SPIN AI academic-intelligence SaaS platform, commercially launched June 7, 2026. The Company’s Registration Statement on Form S-1 was declared effective by the SEC on August 6, 2026 (subsequent event — Note 8). Fiscal year ends March 31.

Note 2 — Basis of Presentation

Unaudited interim financial statements prepared under U.S. GAAP and Article 8 of Regulation S-X; all normal recurring adjustments included. No comparative prior-year quarter is presented because the Company was incorporated March 18, 2026. Results for the interim period are not necessarily indicative of full-year results. Read together with the audited financial statements for the period ended March 31, 2026 included in the Company’s Form S-1.

Note 3 — Cash

Cash and cash equivalents of $7,818 at June 30, 2026 consist of $7,453 on deposit at JPMorgan Chase Bank, N.A. and $365 held as physical currency in the custody of the Treasurer.

The Company opened the JPMorgan Chase Bank, N.A. account on June 10, 2026. The account was opened with no initial deposit, and all five customer subscription remittances received during the quarter, totaling $7,453, were credited to it. No disbursements were made from the account during the quarter and no bank service charges were incurred; all third-party obligations of the Company during the quarter were satisfied by direct payment from the Lender under the Founder Loan Facility (Note 4(b)).

The $365 of physical currency represents the unexpended portion of the March 2026 share subscription proceeds. It was not deposited to the Chase account upon that account’s opening and remained in the custody of the Treasurer at June 30, 2026.

Subsequent to the balance sheet date the Company changed its principal operating account; see Note 8(e).

Note 4 — Related-Party Notes

(a) Promissory Note PN-2026-001. Face $61,300, non-interest-bearing, due March 18, 2028. Discount accreted at 3.59% effective rate; accretion for the quarter $512. Carrying value at June 30, 2026: $57,710.

(b) Founder Loan Facility. $100,000 discretionary facility from Mr. Murad. Draws during the quarter, each paid directly by the Lender to the vendor: April 28 — $1,250 (audit fee installment 1); May 7 — $1,250 (audit fee installment 2); May 25 — $1,000 (legal opinion, Exhibit 5.1); May 29 — $1,250 (EDGAR filing deposit). Balance at June 30, 2026: $4,750; headroom $95,250. Imputed interest of $22 recognized at the applicable federal short-term rate in effect for the month of each draw with an offsetting deemed capital contribution credited to additional paid-in capital under IRC §7872 / ASC 835-30.

Note 5 — Revenue and Deferred Revenue

The Company recognizes subscription revenue over time, ratably over each monthly service period (ASC 606). Five Operator-tier subscription agreements commenced during the quarter:

Subscriber	Commenced	First-month billing	Revenue recognized (Q1)	Deferred at 6/30/26
Theodorus	June 16, 2026	$2,096	$1,048	$1,048
Vsquared Ventures	June 17, 2026	1,111	518	593
Wilbe	June 18, 2026	1,248	541	707
Cambridge Innovation Capital PLC	June 26, 2026	1,499	250	1,249
University2Ventures GmbH	June 26, 2026	1,499	250	1,249
Total		$7,453	$2,607	$4,846

Proration uses a 30-day service-month convention measured from each commencement date. The Cambridge Innovation Capital PLC and University2Ventures GmbH agreements originally provided for November 1, 2026 commencement; the parties mutually agreed in June 2026 to advance commencement to June 26, 2026 and to price each subscription at the standard Operator rate of $1,499 per month, as documented in Amendment No. 1 to each agreement, filed as Exhibits 10.5A and 10.6A hereto. Customer concentration: five customers constitute 100% of revenue.

Note 6 — Intangible Assets

IP portfolio carried at $57,125 less accumulated amortization of $2,856 (straight-line, 5 years, commenced April 1, 2026). No impairment indicators identified at June 30, 2026; the June commercial launch and commencement of paid subscriptions support recoverability.

Note 7 — Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

At June 30, 2026 the Company had an accumulated deficit of $3,391, negative stockholders’ equity of $(2,969), cash of $7,818, and a limited operating history, having commenced commercial operations on June 7, 2026. Monthly subscription billings at then-current contract terms did not cover planned platform-development and public-company costs. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to quarter end, the Company’s Registration Statement was declared effective and the Company received gross proceeds of $94,250 from the sale of 9,425,000 shares (Note 8(a)), and continued to collect monthly subscription payments from its five subscribers. Management considers these developments to be mitigating, and they materially improve the Company’s near-term liquidity.

Management has nonetheless concluded that substantial doubt is not alleviated as of the date these financial statements are issued. The Company has a limited operating history and no history of profitable operations; five subscribers represent 100% of its revenue, so the loss of any one of them would materially reduce revenue; the Company has only three months of operating history following the commencement of its first subscription agreements, which is a limited basis on which to project a recurring cost base; and it will incur public-company costs, including audit, filing-agent, transfer-agent and registered-agent costs, that it has not previously borne for a full year. The offering is self-underwritten with no minimum and no escrow, and 575,000 registered shares remain unsold; there is no assurance that any further shares will be sold. The $100,000 Founder Loan Facility, of which $95,250 remained available, is discretionary and the Lender is under no obligation to advance further amounts.

The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts, or to the amounts and classification of liabilities, that might result should the Company be unable to continue as a going concern.

Note 8 — Subsequent Events

Evaluated through the filing date.

(a) The Company’s Registration Statement on Form S-1 was declared effective August 6, 2026 and the offering of up to 10,000,000 shares of common stock at $0.01 per share commenced. Between August 11, 2026 and September 18, 2026 the Company accepted subscriptions from 54 investors for an aggregate of 9,425,000 shares, representing gross proceeds of $94,250, all at the $0.01 registered price. No subscriptions were accepted and no proceeds were received prior to August 6, 2026. 575,000 shares remain unsold and the offering remains open until the earlier of the sale of all shares offered or twelve months from the effective date. Offering proceeds are held in the Company’s operating account described in (e) below.

(b) All five subscription agreements continued in force following quarter end. Monthly billings of $7,453 were issued and collected in full in each of July and August 2026, and $4,455 had been billed and collected in September 2026 through the date of this report, with the remaining September billings due later in the month. No subscriber cancelled, downgraded, or failed to pay. Operating disbursements from the Company’s operating account totalled $829 in July, $941 in August and $924 in September through the date of this report, consisting principally of platform hosting, model-inference and software subscription costs.

(c) No further amounts were drawn under the Founder Loan Facility following June 30, 2026; the balance outstanding remains $4,750 with $95,250 available.

(d) The Company has not yet filed its U.S. federal income tax return on Form 1120 for the tax year ended March 31, 2026, which was due July 15, 2026, or the related Form 5472 information return in respect of transactions with its 75% foreign shareholder. No tax was due for that period, and the late-filing penalty on the Form 1120 is therefore nil. The Form 5472 carries a statutory penalty of $25,000 under IRC §6038A(d) if not filed. No penalty has been assessed or proposed, and the Company intends to file voluntarily with a request for relief on reasonable-cause grounds, which it believes is available. Because assessment is not probable and no amount has been assessed, no liability has been recorded; a loss of up to $25,000 is reasonably possible.

(e) On July 1, 2026 the Company opened a business deposit account through Bluevine, a financial technology company (banking services provided by Coastal Community Bank, Member FDIC), and designated it the Company’s principal operating account. On July 1, 2026 the balance of $7,453 held at JPMorgan Chase Bank, N.A. was transferred to that account, and was credited on July 2, 2026. The JPMorgan Chase Bank, N.A. account was thereafter maintained at a nil balance and was closed on August 31, 2026. From July 1, 2026 the Company’s customer subscription receipts and operating disbursements have been received into and paid from the Bluevine account. At the effective date of the Registration Statement the Company intended to receive proceeds of the offering into its account at JPMorgan Chase Bank, N.A., as described in the Prospectus. In August 2026, following the effective date, the Company determined instead to receive offering proceeds into the Bluevine account, and offering proceeds have been received into that account. The Form of Subscription Agreement filed as an exhibit to the Registration Statement identifies the JPMorgan Chase Bank, N.A. account; current payment instructions are furnished to each subscriber together with the subscription agreement.

(f) In September 2026 the $365 of physical currency described in Note 3 was deposited to the Bluevine account on September 11, 2026. No cash was held outside a depository institution as of the date of this report.

Note 9 — Deferred Offering Costs

$2,250 of directly attributable offering costs (legal opinion $1,000; EDGAR filing services $1,250) were deferred at June 30, 2026 under ASC 340-10-S99-1. Subsequent to quarter end the Company received offering proceeds (Note 8(a)); accordingly these costs will be charged against additional paid-in capital in the quarter ending September 30, 2026, together with any further offering costs incurred. Net proceeds through the date of this report were approximately $92,000.

Item 2. Management’s Discussion and Analysis

Recent developments

Commercial launch June 7, 2026; corporate bank account at JPMorgan Chase Bank, N.A. opened June 10, 2026; five subscription agreements commenced June 16–26, 2026 (including Cambridge Innovation Capital PLC and University2Ventures GmbH, whose commencement the parties advanced from November 1, 2026 to June 26, 2026); Registration Statement effective August 6, 2026.

Results of operations

First quarter of commercial operations. Revenue $2,607 from five subscribers, all commencing mid-to-late June (partial month). At current contract terms, aggregate monthly billings are approximately $7,453 ($89,436 annualized), before the Wilbe seat-ramp escalations and before Theodorus discount roll-off in year two. Operating expenses of $5,356 were dominated by the completed stub-period audit ($2,500) and IP amortization ($2,856), which is non-cash.

Liquidity

Cash $7,818 at June 30, 2026 versus $365 at March 31, 2026, reflecting $7,453 of subscription collections. All third-party obligations during the quarter were funded by direct Lender payments under the Founder Loan Facility ($4,750 drawn; $95,250 available, discretionary). The offering (up to $100,000 gross) became available August 6, 2026. On July 1, 2026 the Company opened a business deposit account through Bluevine and designated it the principal operating account, transferring the Chase balance of $7,453 on July 1, 2026; that account was subsequently closed. See Note 8(e). All subsequent receipts and disbursements, including offering proceeds, have flowed through that account. Going-concern doubt persists — see Note 7.

Off-balance-sheet arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required — smaller reporting company.

Item 4. Controls and Procedures

Management, with the participation of the PEO (Mr. Murad) and PFO (Mr. Muller), evaluated disclosure controls and procedures as of June 30, 2026 and concluded they are not effective, due to the material weaknesses described in Note 10 to the audited financial statements for the period ended March 31, 2026 included in the Company’s Registration Statement on Form S-1 (no segregation of duties, no independent review function, no documented entity-level or IT general controls, no audit committee).

Changes during the quarter: the Company opened a corporate bank account at JPMorgan Chase Bank, N.A. on June 10, 2026, which improved cash-custody controls; this constitutes a change in ICFR reasonably likely to materially affect ICFR. Subsequent to the quarter the Company moved its principal operating account and deposited the remaining cash held outside a depository institution; see Note 8(e) and 8(f). Remediation otherwise remains as described in the Form S-1.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factor supersedes the risk factor in our Registration Statement on Form S-1 (Reg. No. 333-296960) captioned “Two of our subscription agreements do not commence until November 1, 2026 and may never generate revenue”: All five of our subscription agreements commenced only recently, and any subscriber may terminate or decline to renew. Our five subscription agreements commenced between June 16, 2026 and June 26, 2026, and we have a very limited operating history under each of them. Our customer base is highly concentrated — five subscribers represent 100% of our revenue. The loss of, or non-payment by, any subscriber would materially reduce our revenue and could adversely affect our ability to continue as a going concern. Other than the foregoing, there have been no material changes to the risk factors disclosed in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2026.

Use of proceeds (Item 701(f)).

The Company’s Registration Statement on Form S-1 (Reg. No. 333-296960), covering 10,000,000 shares of common stock at an aggregate offering price of $100,000, was declared effective August 6, 2026. The offering is self-underwritten; there is no underwriter, no escrow and no minimum. From the effective date through September 18, 2026 the Company sold 9,425,000 shares for gross proceeds of $94,250. Expenses incurred in connection with the offering through that date were approximately $2,250, none of which was paid directly or indirectly to any director, officer, or affiliate of the Company or to any 10% holder. Net offering proceeds were therefore approximately $92,000. Through the date of this report the Company had applied an immaterial portion of the net proceeds to general working capital, principally platform hosting, model-inference and software subscription costs. Substantially all of the net proceeds are held in the Company’s operating account pending application to the purposes described in the Prospectus. The offering has not terminated; 575,000 registered shares remain unsold.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

No director or officer adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter.

Item 6. Exhibits.

Exhibit No.	Description

10.5A*	Amendment No. 1 to SaaS Subscription Agreement with Cambridge Innovation Capital PLC, dated June 26, 2026
10.6A*	Amendment No. 1 to SaaS Subscription Agreement with University2Ventures GmbH, dated June 26, 2026;
31.1*	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2*	Certification of Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIN AI INC.

Date: September 21, 2026	By:	/s/ Katizie Murad
President and Director
(Principal Executive Officer)

Date: September 21, 2026	By:	/s/ Nevio Muller
Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

