Form 10-Q
period 2026-09-30
Spin AI Inc.
filed 2026-11-10
CIK 2139511

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56878

SPIN AI INC.

(Exact name of registrant as specified in its charter)

Wyoming	32-0849942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mulberry Walk, London SW3 6DZ, UK

(Address of principal executive offices) (Zip Code)

(302) 687-9380

(Registrant’s telephone number, including area code)

30 N Gould St, Suite R, Sheridan, Wyoming 82801

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 1, 2026, 13,425,000 shares of common stock, $0.0001 par value, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIN AI INC.

Condensed BALANCE SHEETS

(Unaudited)

	September 30, 2026	March 31, 2026
ASSETS

Current Assets
Cash and cash equivalents	$121,732	$365
Accounts receivable	60	–
Total current assets	121,792	365
Intangible assets, net	51,413	57,125

TOTAL ASSETS	$173,205	$57,490

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Deferred revenue	$4,516	$–
Related-party demand loan	4,750	–
Total current liabilities	9,266	–

Related-party note, net of discount	58,232	57,198

Total liabilities	67,498	57,198

Common stock, $0.0001 par; 90,000,000 shares authorized; 13,425,000 and 4,000,000 shares issued and outstanding at September 30 and March 31, respectively	1,343	400
Additional paid-in capital	91,126	–
Retained earnings (accumulated deficit)	13,238	(108)
Total stockholders' equity	105,707	292
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$173,205	$57,490

The accompanying notes are an integral part of these financial statements.

SPIN AI INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30, 2026	Six months ended September 30, 2026
Subscription revenue	$22,749	$25,356
Cost of revenue	2,374	2,374
Gross profit	20,375	22,982
Audit fees	–	2,500
Software and subscriptions	320	320
Amortization of intangible assets	2,856	5,712
Total operating expenses	3,176	8,532

Income from operations	17,198	14,448
Related-party imputed interest expense	568	1,102
Income before income taxes	16,630	13,346

Income tax expense	–	–

NET INCOME	16,630	13,346
Other comprehensive income	–	–
COMPREHENSIVE INCOME	$16,630	$13,346

Net income per share - basic and diluted	$0.00229	$0.00236
Weighted-average shares - basic and diluted	7,277,120	5,647,514

The accompanying notes are an integral part of these financial statements.

SPIN AI INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended September 30, 2026

(Unaudited)

	Common stock			Retained earnings
Description	Shares	Amount	APIC	(deficit)	Total equity
Balance, March 31, 2026	4,000,000	$400	$–	$(108)	$292
Deemed capital contribution - facility interest	–	–	22	–	22
Net loss, April-June	–	–	–	(3,284)	(3,284)
Balance, June 30, 2026	4,000,000	$400	$22	$(3,392)	$(2,969)

Registered common stock issuance	9,425,000	$942	$93,307	$–	$94,250
Offering costs charged to APIC	–	–	(2,250)	–	(2,250)
Deemed capital contribution - facility interest	–	–	46	–	46
Net income, July-September	–	–	–	16,630	16,630
Balance, September 30, 2026	13,425,000	$1,342	$91,125	$13,238	$105,707

The accompanying notes are an integral part of these financial statements.

SPIN AI INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months ended September 30, 2026
OPERATING ACTIVITIES
Net income	$13,346
Amortization of intangible assets	5,712
Noncash imputed interest	1,102
Audit fees paid directly by related party	2,500
Increase in accounts receivable	(60)
Increase in deferred revenue	4,516
Net cash provided by operating activities	27,116

INVESTING ACTIVITIES
Net cash used in investing activities	–

FINANCING ACTIVITIES
Proceeds from common stock issuance	94,250
Net cash provided by financing activities	94,250

NET INCREASE IN CASH	121,366

Cash and cash equivalents, beginning of period	365

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,732

The accompanying notes are an integral part of these financial statements.

SPIN AI INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.	Organization and operations

Spin AI Inc. (the Company) was incorporated in Wyoming on March 18, 2026. It operates the SPIN AI academic-intelligence software-as-a-service platform, commercially launched June 7, 2026. The Company's fiscal year ends March 31. The Company has no subsidiaries.

Its registration statement on Form S-1, Commission File No. 333-296960, became effective August 6, 2026. The registered offering and related issuances during this quarter are discussed in Note 7. Its current principal executive office is at 15 Mulberry Walk, London SW3 6DZ, United Kingdom; its registered office remains in Wyoming.

2.	Basis of presentation and significant policies

The accompanying unaudited condensed financial statements are presented using U.S. generally accepted accounting principles and the smaller-reporting-company interim format under Article 8 of Regulation S-X. They should be read with the audited financial statements for March 18, 2026 (inception) through March 31, 2026 in the Company's Form S-1. Interim results are not necessarily indicative of full-year results. The Company did not exist in the corresponding prior-year periods.

Revenue is recognized over time as subscription access is provided. For subscriptions with unchanged services and fixed contractual consideration, fees and scheduled discounts are allocated across the enforceable service term. The Wilbe agreement provides the same 5-seat package for 24 months; its fixed consideration of $32,679 is allocated at $1,362 per full service month, with partial months prorated. Advance billings are deferred until earned. Other customer rates are constant over their stated terms.

Intangible assets are amortized straight-line over 5 years beginning April 1, 2026. Related-party note discount is accreted to interest expense. Direct, incremental offering costs are charged against additional paid-in capital upon the related equity issuance. Income taxes are accounted for under the asset-and-liability method in ASC 740.

Basic earnings per share uses net income divided by weighted-average common shares outstanding. The share denominator is weighted daily using the share register's issuance dates. No options, warrants, convertible instruments or other potentially dilutive securities are recorded. The Company has no recorded other comprehensive income.

Amounts are presented in dollars and cents; prior filed statements used whole dollars. September includes cumulative corrections increasing revenue by $364 and interest expense by $3, of which $49 and $1, respectively, relate to April-June. The earlier-period net effect is $48; the June opening balances are unchanged. The April-June net loss was $3,284 compared with $3,283 previously reported. The $1 difference results from summing rounded line items in the June report.

3.	Cash and accounts receivable

Cash and cash equivalents were $121,732 at September 30, 2026, held in the Company's Bluevine operating account. Bluevine provides banking services through Coastal Community Bank, Member FDIC. At March 31, 2026, $365 was held in the Treasurer's custody.

The Company transferred $7,453 from JPMorgan Chase to Bluevine on July 1, 2026. The June report described a July 2 credit; this timing correction does not change a quarter-end balance. The Chase account closed August 31, 2026.

On September 11, 2026, the Treasurer transferred $365 to Bluevine to settle Company cash held in his custody. No Company cash remained in personal custody at September 30.

Accounts receivable of $60 is the unpaid portion of Wilbe's September invoice: $1,308 billed and $1,248 collected. No allowance is included, based on the customer's recurring payment history and partial payment of the invoice.

4.	Related-party financing

Promissory Note PN-2026-001 is owed to Katizie Bakht Murad, has face value $61,300, bears no stated interest and matures March 18, 2028. It was issued for the IP portfolio. At September 30, unamortized discount was $3,068 and the net carrying amount was $58,232. Discount accretion was $522 for the quarter and $1,034.14 for the six months, using the recorded 3.59% imputation rate.

The $100,000 Founder Loan Facility from Mr. Murad is non-interest-bearing, discretionary and repayable on demand. The $4,750 balance at September 30 consists of direct payments to third parties for $2,500 of audit fees, a $1,000 legal opinion and $1,250 of filing services. There were no further draws or repayments in July-September. The undrawn $95,250 is discretionary and is not a committed cash resource.

The $4,750 demand facility is classified as current at September 30. The June report classified it as noncurrent; the demand terms are unchanged. The correction does not affect total liabilities or earnings. The March 31 balance was zero.

Facility imputed interest was $46 for the quarter and $68 for the six months, with an offsetting deemed capital contribution. The amounts include the $3 cumulative correction described in Note 2. No cash interest was paid.

5.	Revenue, deferred revenue and customer concentration

The Company has 5 subscription customers. Cambridge Innovation Capital PLC and University2Ventures GmbH commenced service June 26, 2026 at $1,499 per month under the amendments previously filed as Exhibits 10.5A and 10.6A. The November 1 commencement dates and $899 discounted prices in their original agreements were superseded.

Customer	Quarter revenue	Six-month revenue	Deferred revenue at Sept. 30
Theodorus	$6,288	$7,336	$1,048
Vsquared Ventures	3,333	3,851	593
Wilbe	4,134	4,675	377
Cambridge Innovation Capital PLC	4,497	4,747	1,249
University2Ventures GmbH	4,497	4,747	1,249
Total	$22,749	$25,356	$4,516

Deferred revenue rollforward	Six months
Balance, March 31, 2026	$–
Subscription billings	29,872
Revenue recognized	(25,356)
Balance, September 30, 2026	$4,516

Subscription collections were $29,812 during April-September. Billings exceeded collections by the $60 Wilbe receivable. All deferred revenue is expected to be recognized within the next operating cycle under the recorded subscription terms.

5 customers account for all revenue. Quarterly revenue shares were Theodorus 27.6%, Vsquared Ventures 14.7%, Wilbe 18.2%, Cambridge Innovation Capital PLC 19.8% and University2Ventures GmbH 19.8%. Loss or non-payment of any subscriber could materially affect revenue and liquidity.

For the six months, customer revenue by contract location was Belgium $7,336, Germany $8,598 and United Kingdom $9,422. All revenue is denominated in U.S. dollars.

Wilbe revenue includes the $364 cumulative allocation correction described in Note 2. The adjustment reduces deferred revenue without creating a new invoice or cash receipt. Wilbe revenue for July-September services was $4,085; including the $49 June catch-up, quarterly revenue was $4,134. Total deferred revenue was $4,516.

6.	Intangible assets

	September 30, 2026	March 31, 2026
IP portfolio at cost	$57,125	$57,125
Accumulated amortization	(5,712)	–
Net carrying amount	$51,413	$57,125

The IP portfolio was acquired from Mr. Murad on March 18, 2026 in exchange for the note described in Note 4. Recorded cost is amortized over 60 months from April 1, 2026. Amortization expense was $2,856 for the quarter and $5,712 for the six months. No additional intangible acquisitions or impairment charges are included in these statements.

7.	Stockholders' equity and offering costs

The Company is authorized to issue 90,000,000 common shares at $0.0001 par value and no preferred shares. At September 30, 2026, 13,425,000 common shares were outstanding, consisting of 4,000,000 founder shares and 9,425,000 registered offering shares. No dividends, repurchases or new equity plans are recorded during the quarter.

The registration statement for up to 10,000,000 shares at $0.01 per share became effective August 6, 2026. The offering was self-underwritten, without an underwriter, minimum subscription or escrow requirement. Register issuance and bank receipt dates run from August 11 through September 18, 2026. The Company received $94,250 from 54 investors for 9,425,000 shares.

The Company recorded $942 in common stock and $93,307 in additional paid-in capital for the offering shares. It charged $2,250 of previously deferred offering costs against additional paid-in capital in the September quarter, resulting in a net offering-related increase of $92,000 in stockholders' equity. The costs were funded by the founder through direct vendor payments and were not a September cash outflow.

The offering closed on September 18, 2026. Final proceeds were $94,250 for 9,425,000 shares, leaving 575,000 registered shares unsold and unissued.

Weighted-average shares were 7,277,120 for the quarter and 5,647,514 for the six months. Basic and diluted earnings per share were $0.00229 and $0.00236, respectively. There were no potentially dilutive instruments.

8.	Income taxes

The Company accounts for income taxes under ASC 740.

9.	Commitments, contingencies and other related-party matters

The Company has no recorded leases, purchase commitments or pending legal proceedings. Founder agreements provide no cash compensation unless the Board determines to begin compensation; no such determination or payroll expense is recorded.

Planned contractor spending does not represent an executed engagement or a liability at September 30.

10.	Going concern

The financial statements use the going-concern basis. September cash was $121,732 and stockholders' equity was $105,707. Six-month operating cash inflow was $27,116. The registered offering raised $94,250, improving liquidity compared with June.

The Company nevertheless has a short operating history, revenue concentrated in 5 customers, a $4,750 loan repayable on demand, public-company compliance costs and planned development and operating expenditures. The undrawn founder facility is discretionary. The registered offering has been confirmed closed, so further proceeds from that offering are not included as an available funding plan.

From October 2026 through March 2027, the Company plans to reinvest a substantial portion of its revenue in platform development, including new features and expanded functionality intended to attract additional customers and support future revenue growth. The scope and pace of development will depend on available cash resources, and the timing and amount of any resulting revenue growth remain uncertain.

The short operating history, concentration of revenue, potential compliance costs and uncertainty surrounding future expenditures raise substantial doubt about the Company's ability to continue as a going concern. Plans to preserve cash, control discretionary spending and maintain customer relationships do not alleviate that doubt. The founder facility is discretionary and the registered offering is closed; neither provides assured additional funding.

11.	Subsequent events

Management reported no new financing through October 1, 2026.

12.	Segment information and accounting updates

The Company operates an academic-intelligence subscription platform and has 1 operating and reportable segment. The President and Principal Executive Officer is the chief operating decision maker and uses company-wide results to allocate resources and assess performance.

Segment revenue, expenses and profit are shown below. Assets were $173,205 at September 30 and $57,490 at March 31. There are no intersegment transactions.

	Three months ended	Six months ended
	September 30, 2026	September 30, 2026
Subscription revenue	$22,749	$25,356
Cost of revenue	2,374	2,374
Gross profit	20,375	22,982
Audit fees	–	2,500
Software and subscriptions	320	320
Amortization of intangible assets	2,856	5,712
Total operating expenses	3,176	8,532
Income from operations	17,198	14,448
Related-party imputed interest expense	568	1,102
Income before income taxes	16,630	13,346
Income tax expense	–	–
NET INCOME	$16,630	$13,346

ASU 2024-03, as clarified by ASU 2025-01, expands expense-disaggregation disclosures, with standard annual applicability to the Company beginning April 1, 2027 and interim applicability within the year beginning April 1, 2028, subject to its emerging-growth-company transition election. ASU 2025-06 changes internal-use-software cost guidance, with standard applicability from April 1, 2028. No early adoption has occurred; the effect of the software guidance will depend on development activity.

Item 2. Management’s Discussion and Analysis

The following discussion should be read with the unaudited condensed financial statements and the audited March 31, 2026 statements in our Form S-1. References to we, us and our mean Spin AI Inc.

Overview and recent developments

We provide an academic-intelligence SaaS platform to institutional customers. Commercial operations began June 7, 2026. All five customer agreements were active during July-September. Our registration statement became effective August 6 and we raised $94,250 through September 18. The offering has since been confirmed closed. We moved our principal banking activity to Bluevine in July.

Results of operations
	July-September 2026	April-September 2026
Revenue	$22,749	$25,356
Cost of revenue	2,374	2,374
Gross profit	20,375	22,982
Operating expenses	3,176	8,532
Operating income	17,198	14,448
Imputed interest	568	1,102
Income before income taxes	16,630	13,346
Net income	$16,630	$13,346

Quarterly revenue was $22,749 and six-month revenue was $25,356. The quarter includes a full quarter of subscription services and the $364 cumulative Wilbe correction described in Note 2. Revenue for April-June was $2,607. September billings were $7,513 and collections were $7,453, leaving $60 receivable. No comparable 2025 period exists.

Cost of revenue for the quarter and six months was $2,374, comprising $1,147 of hosting/infrastructure and $1,227 of model-inference API costs. Quarterly operating expenses were $3,177, comprising $2,856 amortization and $320 software subscriptions. Six-month operating expenses of $8,533 also include $2,500 audit fees and $2,856 additional April-June amortization.

Quarterly and six-month imputed interest were $568 and $1,102, including the $3 correction described in Note 2. Both are noncash. Income before income taxes was $16,630 for the quarter and $13,346 for the six months.

The Company plans to engage independent software developers and technical contractors to add features and expand platform functionality during October 2026 through March 2027, with the aim of attracting new customers and supporting revenue growth. A substantial portion of revenue is planned to be reinvested in this development. Routine maintenance and support address the continued operation of the existing platform. The scope and pace of development will depend on business priorities and available resources.

Liquidity and capital resources

Cash increased from $365 at March 31 to $121,732 at September 30. Operating cash provided $27,117, comprising $29,812 of customer collections less $2,695 of cash operating costs. There were no cash investing activities. Financing cash consisted of $94,250 of registered stock proceeds. The previously founder-funded $2,250 of offering costs reduced paid-in capital without a current cash outflow.

Current assets were $121,792 and current liabilities were $9,266, yielding working capital of $112,526. Current liabilities comprise $4,516 deferred revenue and the $4,750 demand facility. The related-party note has face value $61,300 and matures March 18, 2028. There is no additional committed financing.

We plan to use cash for operating and developing the platform, hosting, model inference, working capital and public-company obligations. Planned operations-contractor spending is $7,600 per month, subject to engagement and available resources. We intend to manage discretionary spending and maintain customer collections. Customer concentration, usage costs and future spending may affect liquidity; additional financing is not assured.

Critical estimates and known uncertainties

Significant estimates include revenue allocation, receivable collectibility, IP useful life and recoverability, related-party interest, contingencies and going concern. Changes in assumptions may materially affect reported results. There are no recorded off-balance-sheet financing arrangements.

Forward-looking statements

Statements about development, costs, customers, liquidity, financing and quotation plans are forward-looking and involve uncertainties. Actual results may differ materially because of customer losses, platform performance, expenses, financing availability and other risks described in our SEC filings. Plans and forecasts are not historical transactions or commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information under this item.

Item 4. Controls and Procedures

As of September 30, 2026, disclosure controls and procedures were not effective because previously identified material weaknesses had not been remediated: lack of segregation of duties, independent close review, documented entity-level controls, IT general controls, and an internal audit function or audit committee.

During the quarter, the Company moved principal banking activity to Bluevine, closed the unused Chase account and settled the $365 Treasurer custody balance. These changes improved cash custody and reconciliation but did not remedy the material weaknesses. No other change in internal control over financial reporting was reported.

PART II — OTHER INFORMATION

Item 2. Unregistered sales of equity securities and use of proceeds

No unregistered equity sales or issuer repurchases are recorded in July-September 2026. All 9,425,000 new shares were sold under the effective Form S-1 at $0.01 per share. There were no managing underwriters, underwriting discounts, commissions or finder fees recorded.

Registered offering	Amount
Registration effective date / file number	August 6, 2026 / 333-296960
Common shares registered / offering price	10,000,000 / $100,000
Common shares sold / aggregate proceeds	9,425,000 / $94,250
Unsold registered shares / aggregate price	575,000 / $5,750
Previously deferred offering costs charged to equity	$2,250
Proceeds less recorded total offering costs	$92,000
Offering status	Closed September 18, 2026

The $2,250 consists of $1,000 for the legal opinion and $1,250 for filing services, paid directly to third-party vendors by the founder in May under the loan facility. No additional issuance expenses are recorded from effectiveness through September 30, and the lender had not been reimbursed. The $92,000 net amount reflects total offering costs; it does not imply a September cash payment of those costs.

Offering cash was received in the operating account and commingled with subscription receipts. There are no recorded uses for construction, real estate, equipment, acquisitions, debt repayment or temporary investments during August 6-September 30. Recorded cash operating disbursements during that interval total $924 and relate to September hosting, model-inference and software costs paid to third-party vendors.

For purposes of presenting use of proceeds, $924 of post-effective operating payments is allocated to offering funds, leaving $93,326 of gross offering cash unallocated to spending. Funds were commingled with customer receipts. The $2,250 of founder-funded issuance costs remains payable under the founder loan. No material departure from the stated operating-capital purpose occurred.

Item 5. Other Information.

No director or officer adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIN AI INC.

Date: November 10, 2026	By:	/s/ Katizie Bakht Murad
President
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Nevio Muller
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

